Form 10-K
period 2000-12-31
BOMBARDIER CREDIT RECEIVABLES CORP SERIES 1997-1
filed 2001-05-04
CIK 1139601

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                             FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Fiscal Year Ended December  31, 2000

Commission File Number 33-69282

                BOMBARDIER CREDIT RECEIVABLES CORPORATION
                               (Depositor)
              (Exact name of registrant as specified in its charter)
                               on behalf of

                BOMBARDIER RECEIVABLES MASTER TRUST I
(Issuer with respect to the Floating Rate Class A Asset Backed Certificates, Series 1997-1, the Floating Rate Class B Asset Backed Certificates, Series 1997-1.

Delaware                                                         03-6059105
(State or other jurisdiction                                    (IRS Employer
 of Incorporation)                                           Identification No.)

1600 Mountain View Drive, Colchester, Vermont                     05446
(Address of principal executive offices)                        (ZIP code)

Registrant's telephone number, including area cod               (802) 655-2824


Securities registered pursuant to Section 12(b) of the Act:
              Title of each class                              None
              Name of each exchange on which registe           Not Applicable

Securities registered pursuant to Section 12(g) of the Act:    None

Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                 Yes:  X                           No:

                                PART I.

ITEM 1.    BUSINESS

           Nothing To Report.

ITEM 2.    PROPERTIES

           For information regarding the property of the Trust and regarding the Floating Rate Class A Asset Backed Certificates, Series 1997-1 (the "Series 1997-1 Class A Certificates") and the Floating Rate Class B Asset Backed Certificates, Series 1997-1 (the "Series 1997-1 Class B Certificates"), see the 1999 AGGREGATE DISTRIBUTION DATE STATEMENT filed as Exhibit 99.1 to this Annual Report on Form 10-K.

ITEM 3.    LEGAL PROCEEDINGS

           Nothing To Report.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Nothing To Report.

                                PART II.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           The outstanding Class A Certificates and Class B Certificates are held and delivered in book-entry form through the facilities of the Depository Trust Company ("DTC"), a "clearing agency" registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended. All outstanding definitive Class A Certificates and Class B Certificates are held by CEDE and Co., the nominee of DTC. There is no established trading market for the Class A Certificates or the Class B Certificates.

ITEM 6.    SELECTED FINANCIAL DATA

           Nothing to Report

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Nothing to Report

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           Reference is made to the exhibits filed as Exhibit 99.2 and Exhibit
           99.3 to this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Nothing to Report

                                PART III.

ITEM 10.   DIRECTORS AND OFFICERS OF THE REGISTRANT

           Nothing to Report

ITEM 11.   EXECUTIVE COMPENSATION

           Nothing to Report

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           Bombardier Capital Inc. holds 100 % of the 1,000 outstanding shares and has sole voting power and sole investment power.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Nothing to Report

                                PART IV.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

           (a) Exhibits:

              99.1 1999 Series 1997-1 AGGREGATE DISTRIBUTION DATE STATEMENT
              99.2 1999 ANNUAL SERVICER'S CERTIFICATE
              99.3 1999 ANNUAL REPORT OF INDEPENDENT ACCOUNTANTS ON COMPLIANCE

           (b) Reports on Form 8-K:

           Currents reports on Form 8-K are filed with-in fifteen (15) days after each monthly distribution with respect to the Class A Certificates and the Class B Certificates. The reports include, as an exhibit, the monthly Distribution Date Statement with respect to the Class A Certificates and the Class B Certificates.

           Current              Reports on Form 8-K were filed on:
                                February 29, 2000       August 14, 2000
                                March 28, 2000          September 29, 2000
                                April 28, 2000          October 31, 2000
                                May 12, 2000            November 21, 2000
                                June 28, 2000           December 29, 2000
                                July 25, 2000           February 2, 2001

 Signatures

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    BOMBARDIER CREDIT RECEIVABLES CORPORATION

              By:              /s/Blaine Filthaut
              Name:            Blaine Filthaut
              Title:           Treasurer
              Date:            April 30, 2001

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature

By:           /s/Robert Gillespie
Name:         Robert Gillespie
Title:        Director
Date:         April 30, 2001


By:           /s/Brian Peters
Name:         Brian Peters
Title:        Director
Date:         April 30, 2001


By:           /s/Blaine Filthaut
Name:         Blaine Filthaut
Title:        Director
Date:         April 30, 2001


By:           /s/R. William Crowe
Name:         R. William Crowe
Title:        Director
Date:         April 30, 2001


By:           /s/Bernard J. Angelo
Name:         Bernard J. Angelo
Title:        Director
Date:         April 30, 2001


By:           /s/Christopher T. Burt
Name:         Christopher T. Burt
Title:        Director
Date:         April 30, 2001


Exhibit Index


Exhibit No.

         99.1 1999 Series 1997-1 AGGREGATE DISTRIBUTION DATE STATEMENT
         99.2 1999 ANNUAL SERVICER'S CERTIFICATE
         99.3 1999 ANNUAL REPORT OF INDEPENDENT ACCOUNTANTS ON COMPLIANCE

Exhibit 99.1

Bombardier Credit Receivables Corporation
Bombardier Capital Inc. as Servicer
AGGREGATE DISTRIBUTION DATE STATEMENT  Series 1997-1
For the Calendar Year:       2000

1 Amount of principal paid or distributed:

  (a) Class A Certificates:                                                                                             0
  per $1,000 original principal amount of Class A Certificates                                                          0
  (b) Class B Certificates:                                                                                             0
  per $1,000 original principal amount of Class B Certificates                                                          0
2 Floating Allocation Percentage for such Collection Period (unweighted average):                                     N/A
3 Principal Allocation Percentage for such Collection Period:                                                         N/A
4. Amount of interest paid or distributed:
  (a) Class A Certificates:                                                                                 26,456,694.44
  per $1,000 original principal amount of Class A Certificates                                                      66.14
  (b) Class B Certificates:                                                                                  1,852,006.46
  per $1,000 original principal amount of Class B Certificates                                                      68.28
5.(a) Series 1997-1 Investor Default Amount for 2000:                                                       14,330,060.99
6. Required Subordination Draw Amount, if any,                                                                          0
    for the preceding Collection Period (or for such Distribution Date):
7.  (a) Amount of Investor Charge-Offs for the preceding Collection Period:                                             0
     (b) Amount of Reimbursements of Investor Charge-Offs for the preceding period:                                     0
8.  (a) Amount of Class A Carryover Amount being paid or distributed                                                    0
     (b)  Balance:                                                                                                      0
   Distributed per $1,000 original principal amount of Class A Certificates                                             0
9.  (a) Amount of Class B Carryover Amount being paid or distributed                                                    0
     (b)  Balance:                                                                                                      0
   Distributed per $1,000 original principal amount of Class B Certificates                                             0
10. Pool Balance as of 11/30/00                                                                             1,234,355,101
11.  After giving affect to distributions on this Distribution Date:
  (a) Outstanding principal amount of Class A Certificates:                                                   400,000,000
  (b) Outstanding principal amount of Class B Certificates:                                                    27,125,000
  (c) Certificate Balance:                                                                                    427,125,000
  (d) Pool Factor for Class A Certificates:                                                                 1.00000000000
  (e) Pool Factor for Class B Certificates:                                                                 1.00000000000
12. Applicable Interest Rate:
  (a) In general:
       (1)  LIBOR for the period from the previous Distribution Date to this
            Distribution Date:                                                                                        N/A
       (2)  Net Receivables Rate                                                                                      N/A
  (b) Class A Rate:                                                                                                   N/A
  (c) Class B Rate:                                                                                                   N/A
13.  (a) Amount of Monthly Servicing Fee for the preceding Collection Period                                    8,542,500
      (b) Series 1997-1 Excess Servicing Fee being distributed and remaining balance (if any):                 12,292,723
      (1) Distributed:                                                                                         12,292,723
      (2) Balance:                                                                                                      0
14.  Invested Amount on this Distribution Date (after giving effect to all distributions
       which will occur on such Distribution Date):                                                           427,125,000
15.  The Available Subordinated Amount (inclusive of incremental subordination)
             On the immediately preceding Distribution Date:                                                          N/A
             On this Distribution Date:                                                                               N/A
16.  The Incremental Subordinated Amount on:
           On the immediately preceding Determination Date                                                            N/A
           On this Distribution Date:                                                                                 N/A
17.  The Reserve Fund Balance for this Distribution Date:                                                       2,135,625
18.  The Excess Funding Account Balance for this Distribution Date:
19.  Amount in the Excess Funding Account at the beginning of an Early
      Amortization Period or Initial Amortization Period to be distributed as a
      payment of principal in respect to:                                                                               0
  (a) Class A Certificates:                                                                                           N/A
  (b) Class B Certificates (only if Class A Certificates have been paid in full):                                     N/A
20. The minimum Collection Account balance with respect to this Distribution Date:                                    N/A
  Series 1997-1 Interest Payments on Class A Certificates                                                             N/A
  Series 1997-1 Interest Payments on Class B Certificates                                                             N/A
  Series 1997-1 Investor Defaults (to be remitted to BCI)                                                             N/A
  Series 1996-1 Servicer Advances (to be remitted to BCI)                                                             N/A
  Series 1996-1 Investor Defaults (to be remitted to BCI)                                                             N/A
  Series 1997-2 Servicer Advances (to be remitted to BCI)                                                             N/A
  Series 1997-2 Investor Defaults (to be remitted to BCI)                                                             N/A
  Series 1997-2 Fees (to be remitted to ABN)                                                                          N/A
  Series 2000-1 Interest Payments on Class A Certificates                                                             N/A
  Series 2000-1 Interest Payments on Class B Certificates                                                             N/A
  Series 2000-1 Investor Defaults (to be remitted to BCI)                                                             N/A
  Collection Account Investment Proceeds (to be remitted to BCI)                                                      N/A
  Series 1997-1 Reserve Fund Investment Proceeds (to be remitted to BCI)                                              N/A
  Series 1996-1 Reserve Fund Investment Proceeds (to be remitted to BCI)                                              N/A
  Series 1997-2 Reserve Fund Investment Proceeds (to be remitted to BCI)                                              N/A
  Series 2000-1 Reserve Fund Investment Proceeds (to be remitted to BCI)                                              N/A
  Series 1997-1 Excess Fund Account Investment Proceeds (to be remitted to BCI)                                       N/A
  Series 1996-1 Excess Fund Account Investment Proceeds (to be remitted to BCI)                                       N/A
  Series 1997-2 Excess Fund Account Investment Proceeds (to be remitted to BCI)                                       N/A
  Series 2000-1 Excess Fund Account Investment Proceeds (to be remitted to BCI)                                       N/A
21.  An Early Amortization Event has occurred:                                                                         NO
22.  The Servicer has elected not to extend the Initial Principal Payment Date:                                       N/A
23.  The ratio (expressed as a percentage) of (x) the average for each month of the net losses on the Receivables in the Pool during any 3 consecutive calendar months to
      (y) the average of the month-end Pool Balances for such three-month period is:                                  N/A
      (Annualized three month average net losses)                                                                     N/A
24. Three-Month Payment Rate for the three (3) most recent Collection Periods:                                        N/A
A Three-Month Payment Rate Trigger has occurred:                                                                       NO
25. Receivables Rate :                                                                                                N/A
26. Inventory Aging of the Eligible Pool Balance as of the end of the Collection Period:
                           0-120 days                                                                                 N/A
                          121-179 days                                                                                N/A
                          180-269 days                                                                                N/A
                          270-359 days                                                                                N/A
                          360-479 days                                                                                N/A
                          480 +                                                                                       N/A
27. Optional removal of Receivables aged greater than 450 days during the related                                       0
     Collection Period
28. Eligible Investments on deposit in the Excess Funding Account and amounts on deposit on deposit in the Excess Funding Accounts for all other Series at the end of the Interest
     Period as a percentage of the assets of the Trust:                                                             0.00%
     Has an asset composition Event Occurred:                                                                          NO
29. Amount of 491 Day Aged Receivables made Ineligible during Collection Period:                                      N/A

      Cumulative amount of 491 Day Aged Receivables made Ineligible from:

                                Aged Optional Put
                                             Ineligibles:  Removals:      Limit:
     October 1, 2000 to January 31, 2001:      N/A            $0            N/A

      Has an Early Amortization Event Occurred:                                                                        NO
30. Principal Amount of Receivables subject to a Participation Interest at end                                          0
of Collection Period:

31. Product Line Breakdown                           Test Level:      Actual:
         Bombardier:                                    45.00%          N/A
         Marine:                                        45.00%          N/A
         Recreational Vehicles:                         20.00%          N/A
         CEA / Other:                                   10.00%          N/A
         Manufactured Housing:                          45.00%          N/A
         Lawn & Garden:                                 10.00%          N/A

                 Total:                                                                                               N/A
32. Overconcentration Amounts:
      Designated Manufacturer Concentration:                                                                          N/A
      Industry Overconcentrations:                                                                                    N/A
      Dealer Overconcentrations:                                                                                      N/A
      Manufacturer Overconcentrations:                                                                                N/A
                 Total Overconcentration Amounts:                                                                     N/A
33. (a) BRMT I Defaulted Amount for 2000:                                                                      35,671,577
     (b) BRMT I Non-Principal Collections for 2000:                                                           153,571,811
     (c) BRMT I Principal Collections for 2000:                                                             2,176,447,544
     (d) BRMT I Recovery Amount for 2000:                                                                      29,153,187
34. Total Defaulted Amount at end of Collection Period relating to non payment
     of at least $150 of interest due more than 90 days:                                                       23,412,216
35. Amount of Receivable purchased by Trust at a discount during Collection Period:                           172,532,352
36. Has an automatic Addition of Accounts Occurred:                                                                    NO
37. Pool data on Receivables added as Automatic Account Additions                                                     N/A

Prepared by:   Mr. Mark Keller
Securitization Manager


Exhibt 99.2

                     ANNUAL SERVICER'S CERTIFICATE


                         BOMBARDIER CAPITAL INC.


         --------------------------------------------------------


                 BOMBARDIER RECEIVABLES MASTER TRUST I
                            (the "Trust")
         --------------------------------------------------------


         The undersigned, duly authorized representatives of Bombardier Capital Inc. ("BCI"), as Servicer, pursuant to the Pooling and Servicing Agreement dated as of January 1, 1994 (as amended and supplemented, the "Agreement"), by and among Bombardier Credit Receivables Corporation ("BCRC"), as Depositor, BCI, as Servicer, and Bankers Trust Company, as Trustee, do hereby certify, on behalf of BCI, that:

1.       BCI is, as of the date hereof, the Servicer under the Agreement.

2. The undersigned are Servicing Officers and are duly authorized pursuant to the Agreement to execute and deliver this Certificate to the Trustee and any Enhancement Providers.

3. A review of the activities of the Servicer during the calendar year ended December 31, 2000, and of its performance under the Agreement, was conducted under our supervision.

4. Based on such review, the Servicer has, to the best of our knowledge, performed in all material respects all of its obligations under the Agreement throughout such year and no material default in the performance of such obligations has occurred or is continuing except as set forth in paragraph 5 below.

5. The following is a description of each material default in the performance of the Service's obligations under the provisions of the Agreement known to us to have been made by the Servicer during the year ended December 31, 2000, which sets forth in detail the (a) nature of each such default, (b) the action taken by the Servicer, if any, to remedy each such default, and (c) the current status of each such default: none.

Capitalized terms used but not defined herein are used as defined in the Agreement.

IN WITNESS WHEREOF, each of the undersigned has duly executed this Certificate this ___ day of April, 2001.




                        BOMBARDIER CAPITAL INC.

                        By: ____________________________
                                Blaine Filthaut
                                Treasurer

                        By: _____________________________
                                R. William Crowe
                                Secretary


Exhibit 99.3

                        Independent Accountants' Report


  Board of Directors
  Bombardier Capital Inc.
  as Servicer
  1600 Mountainview Drive
  Colchester, VT  05446

  and

  Bankers Trust Company,
  as Trustee
  Four Albany Street
  New York, New York  10006

  Attention: Corporate Trust & Agency Group,
  Structured Finance Team



                        Bombardier Receivables Master Trust I


  We have examined management's assertion, included in the accompanying Report of Management on Compliance, about Bombardier Capital Inc., (The "Servicer") of compliance with the terms and conditions of Sections 3.01(d), 3.02, 3.04, 3.05, 3.09, 4.02, 4.03, 4.04, 10.01(a), 10.01(b) and 10.01(e) of the Pooling
  and Servicing Agreement dated as of January 1, 1994 (as amended, modified, supplemented or interpreted from time to time, the "Agreement") among Bombardier Credit Receivables Corporation, as the Depositor, Bombardier Capital Inc., as the Servicer, and Bankers Trust Company, as Trustee as of January 31, 2001 and for the period from February 1, 2000 through January 31, 2001. Management is responsible for the Servicer's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about the Servicer's compliance based on our examination.

  Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Servicer's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Servicer's compliance with specified requirements.

  In our opinion, management's assertion that the Servicer was in compliance, in all material respects, with the terms and conditions of the sections of the Agreement (as amended, modified, supplemented, or interpreted from time to time) as of January 31, 2001 and for the period February 1, 2000 through January 31, 2001, is fairly stated, in all material respects.

  This report is intended solely for your information and should not be referred to or distributed for any purpose to anyone who is not authorized to receive such information as specified in the Agreement (as amended, modified, supplemented, or interpreted from time to time).


                                Ernst & Young LLP


  Boston, Massachusetts
  April 30, 2001